Form 10-Q
period 1997-12-31
AQUAPENN SPRING WATER COMPANY INC
filed 1998-03-12
CIK 823844

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark one)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the transition
                       period from           to
                                   ---------   ---------

                         Commission file number 1-13809
                                               --------


                       AquaPenn Spring Water Company, Inc.
             (Exact name of registrant as specified in its charter)

               Pennsylvania                          25-1541772
      (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)           Identification Number)


                               One AquaPenn Drive
                                  P.O. Box 938
                               Milesburg, PA 16853
              (Address of principal executive office and zip code)

                                 (814) 355-5556
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                       YES                NO  X
                          -----             -----


As of March 9, 1998, 7,815,039 shares of the Registrant's common stock were outstanding.

                       AquaPenn Spring Water Company, Inc.

                FORM 10-Q For the Quarter Ended December 31, 1997

                                      INDEX
                                                                      Page

               Facing sheet                                              1

               Index                                                     2

Part I.  Financial Information

Item 1.  Financial Statements (unaudited)

         a)    Independent Certified Public Accountants' Review
               Report                                                    3

         b)    Consolidated Balance Sheets at December 31, 1997
               and September 30, 1997                                    4

         c)    Consolidated Statements of Operations for the three       5
               months ended December 31, 1997 and 1996

         d)    Consolidated Statements of Cash Flows for the
               three months ended December 31, 1997 and 1996             6

         e)    Notes to Consolidated Financial Statements                8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            12

Part II. Other Information

Item 2.  Changes in Securities and Use of Proceeds                      17

Item 6.  Exhibits and Reports on Form 8-K                               17

         Signatures                                                     18

Exhibits Exhibit 11 Computation of Net Income (Loss) Per
         Common Share

         Exhibit 27  Financial Data Schedule

             Independent Certified Public Accountants' Review Report



To the Board of Directors
AquaPenn Spring Water Company, Inc.:


We have reviewed the accompanying consolidated balance sheet of AquaPenn Spring Water Company, Inc. and subsidiaries as of December 31, 1997, and the related consolidated statements of operations and cash flows for the three-month period then ended. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.

The consolidated financial statements for the year ended September 30, 1997, were audited by us and we expressed an unqualified opinion on them in our report dated October 21, 1997, except for note 15 which is as of October 14, 1997, but we have not performed any auditing procedures since that date.


KPMG Peat Marwick LLP
State College, Pennsylvania
March 5, 1998

Part I.           Financial Information
Item 1.           Financial Statements

                       AQUAPENN SPRING WATER COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                                     December 31,  September 30,
                                                        1997          1997
                                                      ----------   -------------
                           ASSETS                     (Unaudited)

CURRENT ASSETS:
     CASH                                             $    170      $    687
     ACCOUNTS RECEIVABLE, NET                            3,309         3,605
     INVENTORIES                                         1,691         1,534
     OTHER                                                 786           668
                                                      --------      --------

                  TOTAL CURRENT ASSETS                   5,956         6,494
                                                      --------      --------

PROPERTY, PLANT AND EQUIPMENT, NET                      29,198        20,031
GOODWILL, NET                                            4,096            --
DEFERRED OFFERING COSTS                                    353            --
OTHER                                                       91            55
                                                      --------      --------

                  TOTAL ASSETS                        $ 39,694      $ 26,580
                                                      ========      ========

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     CURRENT PORTION OF NOTES PAYABLE                 $    132      $     98
     DEMAND NOTES PAYABLE                                1,520           201
     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES            4,764         3,099
                                                      --------      --------

                  TOTAL CURRENT LIABILITIES              6,416         3,398
                                                      --------      --------

DEFERRED INCOME TAXES                                      600           600
NOTES PAYABLE                                           12,632         4,518
                                                      --------      --------

                  TOTAL LIABILITIES                     19,648         8,516
                                                      --------      --------

STOCKHOLDERS' EQUITY:
     SERIES A, NON-VOTING CONVERTIBLE PREFERRED
        STOCK, $1 PAR VALUE; 0 AND 1,713,750 SHARES
        ISSUED, RESPECTIVELY                              --           1,714
     COMMON STOCK, NO PAR VALUE; 100,000,000 SHARES
        AUTHORIZED; 5,608,565 AND 4,423,712 SHARES
        ISSUED, RESPECTIVELY                            15,995        12,196
     RETAINED EARNINGS                                   4,130         4,242
     LESS TREASURY STOCK AND STOCK SUBSCRIPTIONS           (79)          (88)
                                                      --------      --------

                  TOTAL STOCKHOLDERS' EQUITY            20,046        18,064
                                                      --------      --------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 39,694      $ 26,580
                                                      ========      ========

                 See notes to consolidated financial statements.

                       AQUAPENN SPRING WATER COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                       Three Months Ended
                                                           December 31,
                                                  ------------------------
                                                    1997            1996
                                                  -------         -------
                                                         (Unaudited)

NET REVENUES                                      $ 8,077         $ 5,002
COST OF GOODS SOLD                                  6,795           4,025
                                                  -------         -------

     GROSS PROFIT                                   1,282             977

SELLING, GENERAL AND ADMINISTRATIVE                 1,563             944
                                                  -------         -------

INCOME (LOSS) FROM OPERATIONS                        (281)             33

OTHER INCOME, (EXPENSE)                               100              39
                                                  -------         -------

INCOME (LOSS) BEFORE (PROVISION) BENEFIT FOR
  INCOME TAXES                                       (181)             72

(PROVISION) BENEFIT FOR INCOME TAXES                   68             (32)
                                                  -------         -------

NET INCOME (LOSS)                                 $  (113)        $    40
                                                  =======         =======

INCOME (LOSS) PER COMMON SHARE
     BASIC                                        $ (0.02)        $  0.01
                                                  =======         =======
     DILUTED                                      $ (0.02)        $  0.01
                                                  =======         =======

SHARES USED IN COMPUTING INCOME (LOSS) PER
  COMMON SHARE
     BASIC                                          5,756           4,305
                                                  =======         =======
     DILUTED                                        5,756           5,807
                                                  =======         =======


The income (loss) per common share, the number of shares used in the per share calculations and all share information for the periods presented reflect the 0.6008-for-one reverse stock split that was effective January 28, 1998.



                 See notes to consolidated financial statements.

                       AQUAPENN SPRING WATER COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                             Three Months Ended
                                                                                 December 31,
                                                                         ----------------------------
                                                                            1997              1996
                                                                         ---------          ---------
                                                                                  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     NET INCOME (LOSS)                                                   $   (113)          $     40
     ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
       CASH PROVIDED BY OPERATING ACTIVITIES:
         DEPRECIATION AND AMORTIZATION                                        543                418
         ISSUANCE OF COMMON STOCK FOR SPRING WATER
           LEASE EQUIPMENT                                                     24               --
      CHANGE IN ASSETS AND LIABILITIES, EXCLUDING ACQUISITION
         DECREASE IN ACCOUNTS RECEIVABLE, NET                                 842                912
         DECREASE IN INVENTORIES                                              245                257
         (INCREASE) DECREASE IN OTHER CURRENT ASSETS                            8               (187)
         INCREASE IN OTHER ASSETS                                             (30)                (7)
         INCREASE IN ACCOUNTS PAYABLE AND ACCRUED
           LIABILITIES                                                        123                294
                                                                         --------           --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                   1,642              1,727
                                                                         --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
     PURCHASE OF PROPERTY, PLANT AND EQUIPMENT                             (6,592)            (2,984)
     ACQUISITION OF CASTLE ROCK                                            (1,419)              --
                                                                         --------           --------

NET CASH USED BY INVESTING ACTIVITIES                                      (8,011)            (2,984)
                                                                         --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
     PROCEEDS FROM NOTES PAYABLE                                           22,603              2,000
     REPAYMENTS OF NOTES PAYABLE                                          (16,403)              (523)
     ISSUANCE OF STOCK UNDER EMPLOYEE STOCK PURCHASE
       PLAN                                                                     7               --
     INCREASE IN DEFERRED OFFERING COSTS                                     (353)              --
     INTEREST ACCRUED ON STOCK SUBSCRIPTIONS RECEIVABLE                        (2)                (2)
                                                                         --------           --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                   5,852              1,475
                                                                         --------           --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (517)               218

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              687                186
                                                                         --------           --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $    170           $    404
                                                                         ========           ========




                 See notes to consolidated financial statements.

                       AQUAPENN SPRING WATER COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                   (continued)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     CASH PAID DURING THE PERIOD FOR INTEREST          $   173       $    26
     CASH PAID DURING THE PERIOD FOR INCOME TAXES      $    16       $   512


     ACQUISITION OF CASTLE ROCK
     FAIR VALUE OF ASSETS ACQUIRED                     $ 8,135
     LIABILITIES ASSUMED                                (4,650)
     STOCK ISSUED                                       (2,066)
                                                       -------
     CASH PAID                                         $ 1,419
                                                       =======







                 See notes to consolidated financial statements.

                       AquaPenn Spring Water Company, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        Description of Business

                  AquaPenn Spring Water Company, Inc. (the "Company") was formed as a Pennsylvania corporation during November 1986. The Company bottles and distributes non-sparkling natural spring water.

                  The Company's water products are sold to both regional and national customers under retailers' and other customers' private labels and under its proprietary brand labels.

2.       Summary of Significant Accounting Policies

         Basis of Presentation

                  The accompanying financial data as of December 31, 1997, and for the three months ended December 31, 1997 and December 31, 1996, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The September 30, 1997 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Registration Statement on Form S-1 (File number 333-38771). The consolidated financial statements presented herein as of December 31, 1997, and for the three months ended December 31, 1997, include the results of Dunsmuir Bottling Company, Inc. acquired by the Company on October 15, 1997, and the activity of the Company's other subsidiaries, all of which are wholly owned.

                  In the opinion of management, the unaudited consolidated financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of December 31, 1997, and for the three months ended December 31, 1997. The results of operations for the period ended December 31, 1997 are not necessarily indicative of the operating results for the full year.

         Calculation of Net Income Per Share

                  During the quarter, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share", which establishes standards for computing and presenting earnings per share ("EPS") data. SFAS No. 128 replaces the previous standards for presentation of primary and fully diluted EPS with basic and diluted EPS. Basic EPS excludes the dilutive impact of common stock equivalents and is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS includes the dilution of common stock equivalents, and is computed similarly to fully diluted EPS

                       AquaPenn Spring Water Company, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.       Summary of Significant Accounting Policies (continued)

         pursuant to Accounting Principles Board Opinion 15. All prior periods presented have been restated to reflect this adoption.

                  Common stock issued and stock options granted within one year prior to the Company's initial public offering have been included in the calculation of shares used in computing net income per common share as if they were outstanding for all periods presented.

3.        Inventories

                  Inventories consist of the following:

                                             December 31,        September 30,
                                                 1997               1997
                                             ------------        -------------
                                             (Unaudited)
                  Raw materials                $1,173              $1,088
                  Finished goods                  518                 446
                                               ------              ------
                                               $1,691              $1,534
                                               ======              ======

4.       Acquisition of Dunsmuir Bottling Company, Inc.

                  On October 15, 1997, the Company acquired California based Dunsmuir Bottling Company, Inc. (also known as "Castle Rock") for a purchase price, after post-closing adjustments, of $1,419,000 in cash, the issuance of 158,900 shares of the Company's common stock, and the granting of options to purchase 27,264 shares of the Company's common stock at $13 per share. The Company also assumed $4,650,000 of Castle Rock liabilities.

                  The following pro forma condensed combined balance sheet assumes the acquisition of Castle Rock occurred at September 30, 1997 and the pro forma condensed combined statement of operations assumes the acquisition occurred at the beginning of the first quarter of fiscal 1997, ended December 31, 1996. This unaudited pro forma financial information does not purport to be indicative of what would have occurred had the acquisition been made at the beginning of fiscal 1997, or of the results which may occur in the future.

                       AquaPenn Spring Water Company, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.       Acquisition of Dunsmuir Bottling Company, Inc. (continued)

Pro Forma Condensed Combined Balance Sheet
(Unaudited)
September 30, 1997
(In thousands)

                                                                                Pro Forma           Pro
                                             AquaPenn         Dunsmuir         Adjustments         Forma
                                             --------         --------         -----------       --------
Assets:
      Current assets                         $  6,494         $  1,275          $                $  7,769
      Property, plant and equipment            20,031            3,092                             23,123
      Other noncurrent assets                      55                6             4,096 (a)        4,157
                                             --------         --------          --------         --------
                                             $ 26,580         $  4,373          $  4,096         $ 35,049
                                             ========         ========          ========         ========

Liabilities and Stockholders' Equity:
      Current liabilities                    $  3,398         $  2,275          $  1,419 (a)     $  7,092
      Long-term liabilities                     4,518            2,368                              6,886
      Other noncurrent liabilities                600                                                 600
      Stockholders' equity                     18,064             (270)             (100)(a)       20,471
                                                                                   2,777 (a)
                                             --------         --------          --------         --------
                                             $ 26,580         $  4,373          $  4,096         $ 35,049
                                             ========         ========          ========         ========


Pro forma Condensed Combined Statement of Operations
(Unaudited)
Three Months Ended
December 31, 1996
(In thousands, except per share amounts)


                                                                              Pro Forma            Pro
                                            AquaPenn        Dunsmuir          Adjusments          Forma
                                            --------        --------          ----------         -------
Net revenues                                $ 5,002          $ 1,048           $                 $ 6,050
Gross profit                                    977              241                               1,218
Other costs and expenses                        937              399               (55)(b)         1,281
                                            -------          -------           -------           -------
Net income (loss)                           $    40          $  (158)          $    55           $   (63)
                                            =======          =======           =======           =======
Income (loss) per common share
                           Basic                                                                   $(.01)
                           Diluted                                                                 $(.01)

   (a) The aggregate purchase price of $3,485,000 was assumed to be paid through the issuance of shares of the Company's common stock valued at $2,066,000 (using the initial public offering price of $13 per share), and the remainder through available credit facilities of $1,419,000. The approximate excess of purchase price over assets acquired of $4,096,000 (net of accumulated amortization) is recorded in other noncurrent assets.

   (b) The net loss of Dunsmuir has been adjusted for an income tax benefit assumed to be realized if Dunsmuir's results had been consolidated with AquaPenn's tax provision.

                       AquaPenn Spring Water Company, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.       Reverse Stock Split

               The income (loss) per common share, the number of common shares used in the per-share calculations and all share information for the periods presented reflect a 0.6008-for-one reverse stock split that was effective January 28, 1998.

6.       Conversion of Preferred Stock

               During the first quarter of fiscal 1998, all of the Company's outstanding convertible preferred stock, consisting of 1,702,500 shares, were converted into shares of common stock of the Company. As a result of this conversion, 1,022,862 shares of the Company's common stock were issued. This conversion was a non-cash transaction.

7.       Initial Public Offering

               On January 29, 1998, the Company completed its initial public offering of 4,071,117 shares of its common stock. The offering was priced at $13 per share. Of the 4,071,117 shares registered, 2,071,117 were sold by selling shareholders and 2,000,000 shares were sold by the Company. As a result of the offering, the Company received proceeds of approximately $23.7 million, net of underwriting discounts, commissions, and expenses of the offering.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Statements set forth below or otherwise made in writing or orally by the Company with regard to its expectations as to industry conditions, its financial results and other aspects of its business may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These expectations may differ materially from actual future events or results. Readers are referred to the Registration Statement on Form S-1 (File number 333-38771) filed by the Company with the SEC, which identifies important risk factors that could cause actual results to differ from those contained in the forward-looking statements, including a highly competitive industry, ability to achieve and manage growth, potential fluctuations in quarterly operating results, dependence on key personnel, dependence upon existing natural spring sources, limited ownership and control of water sources and challenge to use of Castle Rock Spring Water, dependence on key suppliers, limited ability to raise prices, potential for product liability, dependence on trademarks, changes in government regulation, lack of inventory and changes in consumer preferences.

Factors Affecting Operating Results

         The Company produces, bottles and sells non-sparkling natural spring water and commenced operations in fiscal 1987. Because the Company has limited ability to change the price of its products, the Company's profits are based on generating sufficient sales volume to exceed its costs, including its relatively high fixed costs of production. As the Company completes its capital expenditures in the near term, its profit margins will likely be negatively impacted until sales volumes increase. The Company's largest variable cost is packaging, principally PET (polyethylene terephthalate) bottles, caps and corrugated boxes. Variations in raw materials prices may cause the Company's results to fluctuate. The Company maintains a relatively low level of raw material and finished goods inventory averaging $1.7 million in the first quarter of fiscal 1998. This inventory consists primarily of raw materials, which the Company finds cost effective to purchase in bulk. The Company maintains a limited product inventory because the Company tailors much of its production specifically to customer orders. The Company's PET bottle supplier, Schmalbach-Lubeca, produces PET bottles as needed for the Company on site at the Milesburg, Pennsylvania facility. Disruptions in supplies of certain raw materials may negatively impact the Company's ability to deliver finished products to its customers. Competitive pricing pressures may also negatively impact the Company's performance. Finally, the mix of products and packaging sizes sold by the Company may change, particularly as new customers and distribution channels are obtained or as a different mix of products is sold to existing customers. Changes in these aspects of the Company's sales profile may impact profit margins.

Seasonality

         The Company's business is highly seasonal, with a concentration of sales in summer months. In the past, inclement weather has negatively impacted the Company's net revenues, particularly in summers that are unusually cool or rainy. In the last three fiscal years, a weighted average of 40.8% of the Company's net revenues have occurred during June, July and August.

Results of Operations

         The following table sets forth for the periods indicated certain financial data for the Company as a percentage of net revenues.

                                                                Three Months Ended      Year Ended
                                                                    December 31,       September 30,
                                                                 ------------------    -------------
                                                                  1997        1996         1997
                                                                 -----       -----        ------
Net revenues                                                     100.0%      100.0%       100.0%
Cost of goods sold                                                84.1        80.4         74.5
                                                                 -----       -----        -----
Gross profit                                                      15.9        19.6         25.5
Selling, general and administrative                               19.3        18.9         13.5
                                                                 -----       -----        -----
Income (loss) from operations                                     (3.4)        0.7         12.0
Other income, (expense)                                            1.2         0.7          0.3
                                                                 -----       -----        -----
Income (loss) before (provision) benefit for income taxes         (2.2)        1.4         12.3
(Provision) benefit for income taxes                               0.8        (0.6)        (5.0)
                                                                 -----       -----        -----
Net income (loss)                                                 (1.4%)       0.8%         7.3%
                                                                 =====       =====        =====


Three Months Ended December 31, 1997 Compared with
Three Months Ended December 31, 1996

         Net Revenues. The Company's net revenues increased from $5.0 million in the first quarter of fiscal 1997 to $8.1 million in the first quarter of fiscal 1998, an increase of $3.1 million, or 61.5%. Approximately $1.3 million or 41.5% of this increase is from revenues resulting from the acquisition of Castle Rock. The remainder of the increase resulted primarily from the introduction of two
(2) new product sizes and the addition of new customer accounts of the Company.

         Gross Profit. Gross profit increased from $977,000 in the first quarter of fiscal 1997 to $1.3 million in the first quarter of fiscal 1998. The gross margin decreased from 19.6% in the first quarter of fiscal 1997 to 15.9% in the first quarter of fiscal 1998. Cost of goods sold includes direct materials, direct labor, overhead, depreciation, amortization and transportation. The percentage decrease resulted primarily from the integration of Castle Rock and a shift in product mix. In addition, transportation expenses, which represent outbound delivery costs, increased from 10.5% of net revenues in the first quarter of fiscal 1997 to 12.0% of net revenues in the first quarter of fiscal 1998. This increase was due, in part, to an increase in deliveries to the West and Southwest from the Company's Milesburg facility which could not yet be serviced by the Castle Rock facility in northern California. In addition, direct labor and overhead costs were higher primarily as a result of the costs associated with the integration of Castle Rock by the Company. Depreciation and amortization was $418,000 in the first quarter of fiscal 1997, compared to $543,000 in the first quarter of fiscal 1998, but decreased from 8.4% of net revenues in the first quarter of fiscal 1997 to 6.7% in the first quarter of fiscal 1998. This percentage decrease is due to the expenses being spread over a greater sales volume. Product shifts occurred as the Company obtained new customers in different distribution channels, introduced new product sizes and sold a different mix of products to existing customers, resulting in increased sales to customers with lower margins.

         Selling, General and Administrative. Selling, general and administrative expenses increased from $944,000 in the first quarter of fiscal 1997 to $1.6 million in the first quarter of fiscal 1998 and increased from 18.9% of net revenues in the first quarter of fiscal 1997 to 19.3% in the first quarter of fiscal 1998. This increase is primarily the result of additional costs associated with the integration of Castle Rock by the Company.

Liquidity and Capital Resources

         The Company's primary capital needs have been to fund its working capital requirements and capital expenditures necessitated by its growth. The Company's net cash provided by operating activities was $1.7 million and $1.6 million for the first quarters of fiscal 1997 and 1998, respectively.

         The Company's capital expenditures totaled $6.6 million for the first quarter of fiscal 1998, primarily incurred for the expansion of the Milesburg facility, including the purchase of and progress payments on new equipment, and for the construction of a new production facility located adjacent to Ginnie Springs, in north central Florida. The Company's capital expenditures totaled $3.0 million in the first quarter of fiscal 1997, primarily incurred for the initial expansion of the Milesburg facility and for the purchase of new equipment.

         The Company also paid $1.4 million on October 15, 1997 for the cash portion of the purchase price for Castle Rock and assumed $4.7 million of Castle Rock liabilities. A substantial portion of the Castle Rock liabilities were repaid during the first quarter of fiscal 1998. The Castle Rock purchase price, together with the Company's first quarter fiscal 1998 capital expenditures, were funded from borrowings under the Company's credit facilities and cash generated by its operating activities.

         The Company's future capital requirements include $4.6 million to complete construction of the Florida facility and $9.8 million to expand the Milesburg facility, to build additional warehouse space, to install a pipeline from the Big Spring in Bellefonte, Pennsylvania to its Milesburg facility and to purchase additional equipment. In addition, the Company's future capital requirements will require the financing and growth of working capital items such as accounts receivable and inventories. The Company anticipates that funds available from the initial public offering of $23.7 million should support the Company's existing operations at least through fiscal 1998. Long-term capital expenditures are expected to be funded through additional debt borrowings and operating cash flow.

         The Company has $38.0 million in revolving credit facilities, lines of credit and demand notes which incur interest at annual rates between LIBOR plus 1.0% and LIBOR plus 1.7%. The aggregate amount that the Company may borrow under its credit facilities is limited by financial covenants contained in one of the credit agreements. These covenants would have limited the Company's borrowings to approximately $29.4 million at December 31, 1997. At December 31, 1997 the Company had $12.5 million of such borrowings outstanding which are expected to be repaid from the proceeds of the initial public offering. One of the Company's credit agreements contains a direct prohibition on payment of dividends by the Company. Two credit agreements require the Company to maintain certain financial ratios which currently restrict and may restrict in the future the Company's ability to pay dividends. The terms of these credit agreements require that a ratio of not greater than 2.0 to 1.0 be maintained for the Company's liabilities to stockholders' equity (excluding all intangible assets) determined in accordance with generally accepted accounting principles as the end of each fiscal year with respect to one agreement, and as of the end of each quarter of each fiscal year with respect to the other agreement.

Recent Accounting Pronouncements

         In June 1997, SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information were issued. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components including revenues, expenses, gains and losses in a full set of general-purpose financial statements and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is required to be adopted for the Company's fiscal 1999 year-end financial statements. SFAS No. 130 will have no impact on the Company's financial position or results of operations.

         SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is required to be adopted for the Company's fiscal 1999 financial statements. The Company is currently evaluating the impact, if any, of the adoption of this pronouncement on the Company's existing disclosures.

AquaPenn Unaudited Pro Forma Combined Financial Data

Unaudited Pro Forma Combined Results of Operations

         The following table sets forth for the period indicated certain pro forma financial data for the Company as a percentage of net revenues, adjusted to give effect to the Castle Rock acquisition as if it occurred October 1, 1996. The pro forma financial data set forth below are not necessarily indicative of the financial position or results of operations that would have been achieved had such transaction been consummated at the beginning of fiscal 1997, or that may be achieved in the future.

                                                               Pro Forma
                                                          Three Months Ended
                                                           December 31, 1996
                                                          ------------------
Net revenues                                                     100.0%
Cost of goods sold                                                79.9
                                                                 -----
Gross profit                                                      20.1
Selling, general and administrative                               21.6
                                                                 -----
Loss from operations                                              (1.5)
Other income, (expense)                                            0.1
                                                                 -----
Loss before benefit for income taxes                              (1.4)
Benefit for income taxes                                           0.4
                                                                 -----
Net loss                                                          (1.0)%
                                                                 =====

         The Company's net revenues increased from $6.1 million on a pro forma basis for the first quarter of fiscal 1997 to $8.1 million in the first quarter of fiscal 1998, an increase of $2.0 million or 33.5%. The gross profit for the Company in the first quarter of fiscal 1997 was $1.2 million on a pro forma basis as compared to gross profit of $1.3 million for the first quarter of fiscal 1998, an increase of $100,000 or 5.3%. Net loss for the Company on a pro forma basis for the first quarter of fiscal 1997, as adjusted for the income tax benefit due to the net loss of Castle Rock, as if Castle Rock's results had been consolidated with the Company's income tax provision, was $63,000 as compared to a loss of $113,000 in the first quarter of fiscal 1998, a decrease of $50,000 or 79.4%.

Future Growth Subject to Risks

         In order to achieve continued growth in its bottled water business, the Company must meet its strategic objectives of expanding its current capacity to produce high quality spring water products, expanding its customer base, expanding its product line and adding new distribution channels. The Company's ability to meet these objectives depends upon (a) the successful development and construction of a facility adjacent to Ginnie Springs, (b) the successful integration and operation of the Company's recent acquisition, Castle Rock, (c) the successful expansion of its Milesburg facility, (d) the securing of new sources of spring water in strategic locations and identifying and successfully acquiring and integrating existing water companies, and other factors beyond the Company's control. The Company has never operated multiple facilities in multiple states and has never completed and integrated an acquisition of a significant existing company; the Company may encounter unexpected difficulties operating multiple facilities or integrating Castle Rock or other acquisitions. No assurance can be given as to the future growth in the Company's business or as to its profitability. Further growth of the Company will require capital, employment and training of new personnel, expansion of facilities and expansion of management information systems. If the Company is unable to manage its growth effectively, the Company's profitability and its ability to achieve its strategic objectives may likely be materially adversely affected.

         The Company currently obtains the natural spring water bottled at its Milesburg facility from a spring located in Graysville, Pennsylvania. A natural spring located in Dunsmuir, California provides the natural spring water for the Company's west coast operations based in Dunsmuir and Redding, California. The loss of the Graysville Spring or the Castle Rock Spring would have a material adverse effect on the business of the Company. The Company expects to begin bottling water from Ginnie Springs in April 1998. In addition, the Company has acquired the right to purchase natural spring water from the Bellefonte Big Spring located in Bellefonte, Pennsylvania, in order to supplement or replace the Graysville Spring. Subject to completion by the Borough of Bellefonte of a covering over the spring and the permitting and approval process, the Company expects to begin bottling Big Spring water in fiscal 1999. Occurrences beyond the control of the Company, including, but not limited to, drought, which prevents natural springs from recharging themselves, and other occurrences, such as contamination of the springs, geological changes which could interfere with operation of the springs or failure of the water supply to comply with all applicable governmental requirements for mineral and chemical concentration, could have a material adverse effect on the business of the Company. The Company believes that the adequate supplemental commercial sources of spring water exist, but there is no assurance that such commercial sources will be available in sufficient amounts or if available, obtainable on commercially reasonable terms.

Part  II. Other Information

Item 2.   Changes in Securities and Use of Proceeds

         (d) On January 29, 1998, the Company's Registration Statement on
         Form S-1 (File number 333-38771), was declared effective by the Securities and Exchange Commission in connection with the Company's initial public offering of 4,071,117 shares of the Company's common stock, no par value (the "Common Stock"), of which 2,000,000 shares of Common Stock were offered and sold by the Company and 2,071,117 shares of Common Stock were offered and sold by certain shareholders of the Company. The initial public offering (the "Offering") commenced on January 29, 1998 and was terminated after the sale of all of the Common Stock. The managing underwriters for the Offering were PaineWebber Incorporated, Lazard Freres & Co. LLC and Parker/Hunter Incorporated. Of the 4,071,117 shares of Common Stock registered, all 4,071,117 shares were offered at, and sold for, an aggregate offering price of $49,219,805 (less underwriting discounts and commissions but before deducting offering expenses), of which $24,180,000 were proceeds to the Company and $25,039,805 were proceeds to the selling shareholders. The net proceeds to the Company after deducting all of the expenses described below were $23,700,000. To date, the expenses incurred for the Company's account in connection with the Offering are $1,820,000 for underwriting discounts and commissions, $480,000 for other expenses and $2,300,000 for total expenses. None of the expenses were direct or indirect payments to directors, officers, affiliates or persons owning 10% or more of any equity security of the Company.

                  No proceeds were received during the first fiscal quarter ended December 31, 1997. From January 29, 1998 to March 1, 1998, the proceeds from the Offering were used as follows: $2.7 million for purchase and installation of machinery and equipment; $2.7 million for repayment of indebtedness; and $18.3 million for temporary investments. None of the proceeds were used for direct or indirect payments to directors, officers, affiliates or persons owning 10% or more of any equity security of the Company.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits
               11  Computation of net income per share
               27  Financial data schedule

         (b)   Reports on Form 8-K
               The Company did not file any reports on Form 8-K during the first quarter ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AquaPenn Spring Water Company, Inc.


Date: March 12, 1998                   By: /s/  Geoffrey F. Feidelberg
                                           -------------------------------------
                                           Geoffrey F. Feidelberg
                                           Chief Operating Officer and
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)