Form 10-Q
period 1998-03-31
AQUAPENN SPRING WATER COMPANY INC
filed 1998-05-11
CIK 823844

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark one)

  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998
                                                 --------------

                                       OR

  [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________


                         Commission file number 1-13809
                                                -------


                       AquaPenn Spring Water Company, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Pennsylvania                         25-1541772
       -------------------------------           ----------------------
       (State or other jurisdiction of             (I.R.S. Employer
        incorporation or organization)           Identification Number)


                               One AquaPenn Drive
                                  P.O. Box 938
                               Milesburg, PA 16853
              ----------------------------------------------------
              (Address of principal executive office and zip code)


                                 (814) 355-5556
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                                 YES X    NO
                                    ---     ---


As of May 8, 1998, 7,815,039 shares of the Registrant's common stock were outstanding.

                       AquaPenn Spring Water Company, Inc.

                 FORM 10-Q For the Quarter Ended March 31, 1998

                                      INDEX
                                                                           Page
                                                                           ----

           Facing sheet                                                      1

           Index                                                             2

Part I.    Financial Information

Item 1.    Financial Statements (unaudited)

           a)   Independent  Accountants' Review Report                      3

           b)   Consolidated Balance Sheets at March 31, 1998 and
                September 30, 1997                                           4

           c)   Consolidated Statements of Operations for the three
                and six months ended March 31, 1998 and 1997                 5

           d)   Consolidated Statements of Cash Flows for the
                six months ended March 31, 1998 and 1997                     6

           e)   Notes to Consolidated Financial Statements                   8

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        12

Part II.   Other Information

Item 2.    Changes in Securities and Use of Proceeds                        17

Item 6.    Exhibits and Reports on Form 8-K                                 17

           Signatures                                                       18

Exhibits   Exhibit 11 - Computation of Net Income Per Common Share
           Exhibit 15 - Letter Regarding Unaudited Interim Financial Information
           Exhibit 27 - Financial Data Schedule

                     Independent Accountants' Review Report


To the Board of Directors
AquaPenn Spring Water Company, Inc.:


We have reviewed the accompanying consolidated balance sheet of AquaPenn Spring Water Company, Inc. and subsidiaries as of March 31, 1998, and the related consolidated statements of operations and cash flows for the three and six month periods then ended. These consolidated financial statements are the responsibility of the Company's management.

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

The consolidated financial statements for the year ended September 30, 1997, were audited by us and we expressed an unqualified opinion on them in our report dated October 21, 1997, except for note 15 which is as of October 24, 1997, but we have not performed any auditing procedures since that date.


KPMG Peat Marwick LLP
State College, Pennsylvania
May 8, 1998

Part I. Financial Information

Item 1. Financial Statements

                       AQUAPENN SPRING WATER COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                     March 31,    September 30,
                                                       1998           1997
                                                     ---------    -------------
                                                    (Unaudited)
             ASSETS
CURRENT ASSETS:
   CASH AND CASH EQUIVALENTS                         $  9,149       $    687
   ACCOUNTS RECEIVABLE, NET                             4,822          3,605
   INVENTORIES                                          2,836          1,534
   OTHER                                                1,098            668
                                                     --------       --------
     TOTAL CURRENT ASSETS                              17,905          6,494
                                                     --------       --------
PROPERTY, PLANT AND EQUIPMENT, NET                     36,765         20,031
GOODWILL, NET                                           4,114             --
OTHER                                                     356             55
                                                     --------       --------
      TOTAL ASSETS                                   $ 59,140       $ 26,580
                                                     ========       ========
    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   CURRENT PORTION OF NOTES PAYABLE                  $    132       $     98
   DEMAND NOTES PAYABLE                                 1,000            201
   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES            10,296          3,099
                                                     --------       --------
      TOTAL CURRENT LIABILITIES                        11,428          3,398
                                                     --------       --------
DEFERRED INCOME TAXES                                     600            600
NOTES PAYABLE                                           2,098          4,518
                                                     --------       --------
      TOTAL LIABILITIES                                14,126          8,516
                                                     --------       --------
STOCKHOLDERS' EQUITY:
   SERIES A, NON-VOTING CONVERTIBLE PREFERRED
      STOCK, $1 PAR VALUE; 0 AND 1,713,750 SHARES
      ISSUED, RESPECTIVELY                                 --          1,714
   COMMON STOCK, NO PAR VALUE; 100,000,000 SHARES
      AUTHORIZED; 7,818,043 AND 4,423,712 SHARES
      ISSUED, RESPECTIVELY                             40,568         12,196
   RETAINED EARNINGS                                    4,526          4,242
   LESS TREASURY STOCK AND STOCK SUBSCRIPTIONS            (80)           (88)
                                                     --------       --------
      TOTAL STOCKHOLDERS' EQUITY                       45,014         18,064
                                                     --------       --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 59,140       $ 26,580
                                                     ========       ========

                 See notes to consolidated financial statements

                       AQUAPENN SPRING WATER COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                          Three Months Ended        Six Months Ended
                                               March 31,                March 31,
                                         --------------------      --------------------
                                           1998         1997         1998         1997
                                         -------      -------      -------      -------
                                              (Unaudited)               (Unaudited)
NET REVENUES                             $10,968      $ 7,420      $19,045      $12,422
COST OF GOODS SOLD                         8,761        5,713       15,556        9,738
                                         -------      -------      -------      -------
     GROSS PROFIT                          2,207        1,707        3,489        2,684

SELLING, GENERAL AND ADMINISTRATIVE        1,697        1,051        3,260        1,995
                                         -------      -------      -------      -------
INCOME FROM OPERATIONS                       510          656          229          689
OTHER INCOME, (EXPENSE)                      149           21          249           60
                                         -------      -------      -------      -------
INCOME BEFORE INCOME TAX EXPENSE             659          677          478          749
INCOME TAX EXPENSE                           262          272          194          304
                                         -------      -------      -------      -------
NET INCOME                               $   397      $   405      $   284      $   445
                                         =======      =======      =======      =======
INCOME PER COMMON SHARE
     BASIC                               $  0.06      $  0.09      $  0.04      $  0.10
                                         =======      =======      =======      =======
     DILUTED                             $  0.05      $  0.07      $  0.04      $  0.08
                                         =======      =======      =======      =======
SHARES USED IN COMPUTING INCOME PER
  COMMON SHARE
     BASIC                                 7,114        4,309        6,349        4,305
                                         =======      =======      =======      =======
     DILUTED                               7,643        5,811        6,879        5,807
                                         =======      =======      =======      =======


The income per common share, the number of shares used in the per share calculations and all share information for the periods presented reflect the 0.6008-for-one reverse stock split that was effective January 28, 1998.


                 See notes to consolidated financial statements.

                       AQUAPENN SPRING WATER COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                      Six Months Ended
                                                                          March 31,
                                                                   ----------------------
                                                                     1998           1997
                                                                   --------       -------
                                                                         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   NET INCOME                                                      $    284       $   445
   ADJUSTMENTS TO RECONCILE NET INCOME  TO NET
      CASH PROVIDED BY OPERATING ACTIVITIES:
         DEPRECIATION AND AMORTIZATION                                1,137         1,010
         ISSUANCE OF COMMON STOCK AND OPTIONS FOR
           SPRING WATER LEASE                                           291            --
      CHANGE IN ASSETS AND LIABILITIES, EXCLUDING ACQUISITION
         INCREASE IN ACCOUNTS RECEIVABLE, NET                          (671)         (318)
         INCREASE IN INVENTORIES                                       (901)         (638)
         INCREASE IN OTHER CURRENT ASSETS                              (319)         (282)
         INCREASE IN OTHER ASSETS                                      (295)           (6)
         INCREASE IN ACCOUNTS PAYABLE AND ACCRUED
           LIABILITIES                                                5,627           500
                                                                   --------       -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                             5,153           711
                                                                   --------       -------
CASH FLOWS FROM INVESTING ACTIVITIES
   PURCHASE OF PROPERTY, PLANT AND EQUIPMENT                        (14,726)       (3,996)
   ACQUISITION OF CASTLE ROCK                                        (1,419)           --
                                                                   --------       -------
NET CASH USED BY INVESTING ACTIVITIES                               (16,145)       (3,996)
                                                                   --------       -------
CASH FLOWS FROM FINANCING ACTIVITIES
   PROCEEDS FROM NOTES PAYABLE                                       36,426         3,800
   REPAYMENTS OF NOTES PAYABLE                                      (41,280)         (546)
   ISSUANCE OF STOCK UNDER EMPLOYEE STOCK PURCHASE PLAN                 408            19
   PROCEEDS FROM EXERCISE OF STOCK WARRANTS                             675            --
   PROCEEDS FROM SALE OF COMMON STOCK, NET                           23,229            --
   INTEREST ACCRUED ON STOCK SUBSCRIPTIONS RECEIVABLE                    (4)           (3)
                                                                   --------       -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            19,454         3,270
                                                                   --------       -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  8,462           (15)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        687           186
                                                                   --------       -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $  9,149       $   171
                                                                   ========       =======

                 See notes to consolidated financial statements.

                       AQUAPENN SPRING WATER COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                   (continued)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   CASH PAID DURING THE PERIOD FOR INTEREST, INCLUDING
      $287 OF INTEREST CAPITALIZED IN FISCAL 1998            $382          $ 81
                                                             ====          ====
   CASH PAID DURING THE PERIOD FOR INCOME TAXES              $ 33          $661
                                                             ====          ====

   ACQUISITION OF CASTLE ROCK
   FAIR VALUE OF ASSETS ACQUIRED             $8,135
   LIABILITIES ASSUMED                       (4,650)
   STOCK ISSUED                              (2,066)
                                             ------
   CASH PAID                                 $1,419
                                             ======

                 See notes to consolidated financial statements.

                       AquaPenn Spring Water Company, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Description of Business

     AquaPenn Spring Water Company, Inc. (the "Company") bottles and distributes non-sparkling natural spring water products to regional and national customers under retailers' and other customers' private labels and under its proprietary brand labels.

2.   Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying financial data as of March 31, 1998, and for the three and six month periods ended March 31, 1998 and March 31, 1997, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The September 30, 1997 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Registration Statement on Form S-1 (File number 333-38771). The consolidated financial statements presented herein as of March 31, 1998, and for the three and six month periods ended March 31, 1998, include the results of Dunsmuir Bottling Company, Inc. acquired by the Company on October 15, 1997, and the activity of the Company's other subsidiaries, all of which are wholly owned.

     In the opinion of management, the unaudited consolidated financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of March 31, 1998, and for the three and six month periods ended March 31, 1998. The results of operations for the period ended March 31, 1998 are not necessarily indicative of the operating results for the full year.

Calculation of Net Income Per Share

     During the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share", which establishes standards for computing and presenting earnings per share ("EPS") data. SFAS No. 128 replaces the previous standards for presentation of primary and fully diluted EPS with basic and diluted EPS. Basic EPS excludes the dilutive impact of common stock equivalents and is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS includes the effect of potential dilution from the exercise of common stock equivalents, and is computed similarly to fully diluted EPS pursuant to Accounting Principles Board Opinion 15. All prior periods presented have been restated to reflect this adoption.

                       AquaPenn Spring Water Company, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   Inventories

     Inventories consist of the following:

                                 March 31,                September 30,
                                    1998                      1997
                                 ---------                -------------
                                (Unaudited)
     Raw materials                 $1,887                    $1,088
     Finished goods                   949                       446
                                   ------                    ------
                                   $2,836                    $1,534
                                   ======                    ======

4.   Acquisition of Dunsmuir Bottling Company, Inc.

     On October 15, 1997, the Company acquired California based Dunsmuir Bottling Company, Inc. (also known as "Castle Rock") for a purchase price, after post-closing adjustments, of $1,419,000 in cash, the issuance of 158,900 shares of the Company's common stock, and the granting of options to purchase 27,264 shares of the Company's common stock at $13 per share. The Company also assumed approximately $4,650,000 of Castle Rock liabilities.

     The following pro forma condensed combined balance sheet assumes the acquisition of Castle Rock occurred at September 30, 1997 and the pro forma condensed combined statement of operations assumes the acquisition occurred at the beginning of fiscal 1997. This unaudited pro forma financial information does not purport to be indicative of what would have occurred had the acquisition been made at the beginning of fiscal 1997, or of the results which may occur in the future.

                   Pro Forma Condensed Combined Balance Sheet
                                  (Unaudited)
                               September 30, 1997
                                 (In thousands)

                                                                      Pro Forma       Pro Forma
                                        AquaPenn       Dunsmuir      Adjustments      Combined
                                        --------       --------      -----------      ---------
Assets:
   Current assets.....................   $ 6,494        $1,275        $                $ 7,769
   Property, plant and equipment......    20,031         3,092                          23,123
   Other noncurrent assets............        55             6         4,114 (a)         4,175
                                         -------        ------        ------           -------
                                         $26,580        $4,373        $4,114           $35,067
                                         =======        ======        ======           =======

Liabilities and Stockholders' Equity:
   Current liabilities................   $ 3,398        $2,275        $1,419 (a)       $ 7,092
   Long-term liabilities..............     4,518         2,368                           6,886
   Other noncurrent liabilities.......       600                                           600
   Stockholders' equity...............    18,064          (270)         (100)(a)        20,489
                                                                       2,795 (a)
                                         -------        ------        ------           -------
                                         $26,580        $4,373        $4,114           $35,067
                                         =======        ======        ======           =======

                       AquaPenn Spring Water Company, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   Acquisition of Dunsmuir Bottling Company, Inc. (continued)

              Pro forma Condensed Combined Statement of Operations
                                  (Unaudited)
                               Three Months Ended
                                 March 31, 1997
                    (In thousands, except per share amounts)

                                                                      Pro Forma       Pro Forma
                                        AquaPenn       Dunsmuir      Adjustments      Combined
                                        --------       --------      -----------      ---------
   Net revenues.......................   $7,420         $1,484       $                 $ 8,904
   Gross profit.......................    1,707            251                           1,958
   Other costs and expenses...........    1,302            457            (46) (b)       1,713
                                         ------        -------       --------          -------
   Net income (loss)..................   $  405         $ (206)      $     46          $   245
                                         ======        =======       ========          =======
   Income (loss) per common share
                 Basic                                                                 $  0.04
                 Diluted                                                               $  0.03

              Pro forma Condensed Combined Statement of Operations
                                  (Unaudited)
                                Six Months Ended
                                 March 31, 1997
                    (In thousands, except per share amounts)

                                                                      Pro Forma       Pro Forma
                                        AquaPenn       Dunsmuir      Adjustments      Combined
                                        --------       --------      -----------      ---------
   Net revenues.......................  $12,422         $2,532        $                $14,954
   Gross profit.......................    2,684            492                           3,176
   Other costs and expenses...........    2,239            856         (101)(b)          2,994
                                        -------         ------        -----            -------
   Net income (loss)..................  $   445         $ (364)       $ 101            $   182
                                        =======         ======        =====            =======
   Income (loss) per common share
                 Basic                                                                 $  0.03
                 Diluted                                                               $  0.02

(a) The aggregate purchase price of $3,485,000 was assumed to be paid through the issuance of shares of the Company's common stock valued at $2,066,000 (using the initial public offering price of $13 per share), and the remainder through available credit facilities of $1,419,000. The approximate excess of purchase price over assets acquired of $4,114,000 (net of accumulated amortization) is recorded in other noncurrent assets.

(b) The net loss of Dunsmuir has been adjusted for an income tax benefit assumed to be realized if Dunsmuir's results had been consolidated with AquaPenn's tax provision and for amortization of goodwill.

5.   Reverse Stock Split

     The income per common share, the number of common shares used in the per-share calculations and all share information for the periods presented reflect a 0.6008-for-one reverse stock split that wasi effective January 28, 1998.

                       AquaPenn Spring Water Company, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Conversion of Preferred Stock

     During the first quarter of fiscal 1998, all of the Company's outstanding convertible preferred stock, consisting of 1,702,500 shares, were converted into shares of common stock of the Company. As a result of this conversion, 1,022,862 (reflecting the reverse stock split) shares of the Company's common stock were issued. This conversion was a non-cash transaction.

7.   Initial Public Offering

     On January 29, 1998, the Company completed its initial public offering of 4,071,117 shares of its common stock. The offering was priced at $13 per share. Of the 4,071,117 shares offered, 2,071,117 were sold by selling shareholders and 2,000,000 shares were sold by the Company. As a result of the offering, the Company received proceeds of approximately $23.7 million, net of underwriting discounts, commissions, and expenses of the offering.

8.   Earnings Per Share

     The following table presents the calculation of basic and diluted earnings per share as required under SFAS No.128:

                                                       Three Months Ended       Six Months Ended
                                                             March 31,              March 31,
                                                       ------------------      ------------------
                                                        1998        1997        1998        1997
                                                       ------      ------      ------      ------
                                                          (Unaudited)              (Unaudited)
Numerator:
         Net Income                                    $  397      $  405      $  284      $  445
                                                       ------      ------      ------      ------
Denominator:
   Denominator for basic earnings per share -
     weighted-average shares                            7,114       4,309       6,349       4,305

   Effect of dilutive securities:
     Options                                              470         424         470         424
     Warrants                                              59          55          60          55
     Preferred Stock                                       --       1,023          --       1,023
                                                       ------      ------      ------      ------

   Denominator for diluted earnings per share           7,643       5,811       6,879       5,807
                                                       ======      ======      ======      ======
Net income per share - Basic                           $ 0.06      $ 0.09      $ 0.04      $ 0.10
                                                       ======      ======      ======      ======
Net income per share - Diluted                         $ 0.05      $ 0.07      $ 0.04      $ 0.08
                                                       ======      ======      ======      ======

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

Factors Affecting Operating Results

     The Company produces, bottles and sells non-sparkling natural spring water and commenced operations in fiscal 1987. Because the Company has limited ability to change the price of its products, the Company's profits are based on generating sufficient sales volume to exceed its costs, including its relatively high fixed costs of production. As the Company completes its capital expenditures in the near term, its profit margins will likely be negatively impacted until sales volumes increase. The Company's largest variable cost is packaging, principally PET (polyethylene terephthalate) bottles, caps and corrugated boxes. Variations in raw materials prices may cause the Company's results to fluctuate. The Company maintains a relatively low level of raw material and finished goods inventory averaging $2.0 million in the first half of fiscal 1998. This inventory consists primarily of raw materials, which the Company finds cost effective to purchase in bulk. The Company maintains a limited product inventory because the Company tailors much of its production specifically to customer orders. The Company's PET bottle supplier, Schmalbach-Lubeca, produces PET bottles as needed for the Company on site at the Milesburg, Pennsylvania facility. Disruptions in supplies of certain raw materials may negatively impact the Company's ability to deliver finished products to its customers. Competitive pricing pressures may also negatively impact the Company's performance. Finally, the mix of products and packaging sizes sold by the Company may change, particularly as new customers and distribution channels are obtained or as a different mix of products is sold to existing customers. Changes in these aspects of the Company's sales profile may impact profit margins.

Seasonality

     The Company's business is highly seasonal, with a concentration of sales in summer months. In the past, inclement weather has negatively impacted the Company's net revenues, particularly in summers that are unusually cool or rainy. In the last three fiscal years, a weighted average of 40.8% of the Company's net revenues have occurred during June, July and August.

Results of Operations

         The following table sets forth for the periods indicated certain financial data for the Company as a percentage of net revenues.

                                                Three Months Ended         Six Months Ended       Year Ended
                                                     March 31,                 March 31,         September 30,
                                                ------------------        ------------------     -------------
                                                 1998         1997         1998         1997         1997
                                                -----        -----        -----        -----        -----
Net revenues ..............................     100.0%       100.0%       100.0%       100.0%       100.0%
Cost of goods sold ........................      79.9         77.0         81.7         78.4         74.5
                                                -----        -----        -----        -----        -----
Gross profit ..............................      20.1         23.0         18.3         21.6         25.5
Selling, general and administrative .......      15.5         14.2         17.1         16.1         13.5
                                                -----        -----        -----        -----        -----
Income from operations ....................       4.6          8.8          1.2          5.5         12.0
Other income, (expense) ...................       1.4          0.3          1.3          0.5          0.3
                                                -----        -----        -----        -----        -----
Income before provision for income taxes...       6.0          9.1          2.5          6.0         12.3
Provision for income taxes ................       2.4          3.7          1.0          2.4          5.0
                                                -----        -----        -----        -----        -----
Net income ................................       3.6%         5.4%         1.5%         3.6%         7.3%
                                                =====        =====        =====        =====        =====

     Net Revenues. The Company's net revenues increased from $7.4 million in the second quarter of fiscal 1997 to $11.0 million in the second quarter of fiscal 1998, an increase of $3.6 million or 47.8%. Net revenues increased from $12.4 million in the first half of fiscal 1997 to $19.0 million in the first half of fiscal 1998, an increase of $6.6 million, or 53.3%. Approximately $1.5 million or 42.5% of the increase between the two three month periods and approximately $2.8 million or 43.0% of the increase from the two six month periods is from the revenues resulting from the acquisition of Castle Rock. The remainder of the increase resulted primarily from the introduction of two (2) new product sizes and the addition of new customer accounts of the Company. The Company's fiscal 1998 second quarter net revenues were negatively impacted by the rainy weather experienced in California and the southeastern section of the United States.

     Gross Profit. Gross profit increased from $1.7 million in the second quarter of fiscal 1997 to $2.2 million in the second quarter of fiscal 1998. Gross profit increased from $2.7 million in the first half of fiscal 1997 to $3.5 million in the first half of fiscal 1998. The gross margin decreased from 23.0% in the second quarter of fiscal 1997 to 20.1% in the second quarter of fiscal 1998. Gross margin decreased from 21.6% in the first six months of fiscal 1997 to 18.3% in the first six months of fiscal 1998. The gross margin decrease resulted primarily from costs associated with the continued integration of Castle Rock and a shift in product mix. In addition, transportation expenses, which represent outbound delivery costs, increased from 10.0% of net revenues for the first six months of fiscal 1997 to 11.6% of net revenues for the first six months of fiscal 1998. This increase was due, in part, to an increase in deliveries to the West and Southwest from the Company's Milesburg facility which could not yet be serviced by the Castle Rock facility in northern California. Product shifts occurred as the Company obtained new customers in different distribution channels, introduced new product sizes and sold a different mix of products to existing customers, resulting in increased sales to customers with lower margins.

     Selling, General and Administrative. Selling, general and administrative expenses increased from $1.1 million in the second quarter of fiscal 1997 to $1.7 million in the second quarter of fiscal 1998 and increased from 14.2% of net revenues in the second quarter of fiscal 1997 to 15.5% of net revenues in the second quarter of fiscal 1998. Selling, general and administrative expenses increased from $2.0 million in the first six months of fiscal 1997 to $3.3 million in the first six months of fiscal 1998 and increased from 16.1% of net revenues in the first six months of fiscal 1997 to 17.1% of net revenues in the first six months of fiscal 1998. This increase is primarily the result of additional costs associated with the integration of Castle Rock by the Company.

Liquidity and Capital Resources

     The Company's primary capital needs have been to fund its working capital requirements and capital expenditures necessitated by its growth. The Company's net cash provided by operating activities was $5.2 million and $711,000 for the first half of fiscal 1998 and 1997, respectively.

     The Company's capital expenditures totaled $14.7 million for the first half of fiscal 1998, primarily for the expansion of the Milesburg facility, including the purchase of and progress payments on new equipment, and for the construction of a new production facility located adjacent to Ginnie Springs, in north central Florida. The Company's capital expenditures totaled $4.0 million in the first half of fiscal 1997, primarily for the initial expansion of the Milesburg facility and for the purchase of new equipment.

     The Company also paid $1.4 million on October 15, 1997 for the cash portion of the purchase price for Castle Rock and assumed $4.7 million of Castle Rock liabilities. A substantial portion of the Castle Rock liabilities were repaid during the first quarter of fiscal 1998. The Castle Rock purchase price, together with the Company's capital expenditures, were funded from borrowings under the Company's credit facilities, cash generated by its operating activities and proceeds from the initial public offering.

     The Company's future capital requirements include $650,000 to complete construction of the Florida facility and $7.1 million to complete the expansion of the Milesburg facility, to build additional warehouse space, to install a pipeline from the Big Spring in Bellefonte, Pennsylvania to its Milesburg facility and to purchase additional equipment. In addition, the Company's future capital requirements will require the financing and growth of working capital items such as accounts receivable and inventories. The Company anticipates that funds available from the initial public offering, together with cash generated by operating activities, should support the Company's existing operations at least through fiscal 1998. Long-term capital expenditures are expected to be funded through additional debt borrowings and operating cash flow, as available.

     The Company has $38.0 million in revolving credit facilities, lines of credit and demand notes which incur interest at annual rates between LIBOR plus
 .75% and LIBOR plus 1.0%. The aggregate amount that the Company may borrow under its credit facilities is limited by financial covenants contained in one of the credit agreements. These covenants would have limited the Company's borrowings to approximately $29.8 million at March 31, 1998. At March 31, 1998 the Company had $1.5 million of such borrowings outstanding. One of the Company's credit agreements contains a direct prohibition on payment of dividends by the Company. Two credit agreements require the Company to maintain certain financial ratios which currently restrict and may restrict in the future the Company's ability to pay dividends. The terms of these credit agreements require that a ratio of not greater than 2.0 to 1.0 be maintained for the Company's liabilities to stockholders' equity (excluding all intangible assets) determined in accordance with generally accepted accounting principles as of the end of each fiscal year with respect to one agreement, and as of the end of each quarter of each fiscal year with respect to the other agreement.

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

AquaPenn Unaudited Pro Forma Combined Financial Data

Unaudited Pro Forma Combined Results of Operations

         The following table sets forth for the period indicated certain pro forma financial data for the Company as a percentage of net revenues, adjusted to give effect to the Castle Rock acquisition as if it occurred on October 1, 1996. The pro forma financial data set forth below is not necessarily indicative of results of operations that would have been achieved had such transaction been consummated at the beginning of fiscal 1997, or that may be achieved in the future.

                                                       Pro Forma
                                                   Three Months Ended        Six Months Ended
                                                      March 31, 1997          March 31, 1997
                                                   ------------------        ----------------
Net revenues.....................................         100.0%                  100.0%
Cost of goods sold...............................          78.0                    78.8
                                                          -----                   -----
Gross profit.....................................          22.0                    21.2
Selling, general and administrative..............          16.8                    18.7
                                                          -----                   -----
Income from operations...........................           5.2                     2.5
Other income, (expense)..........................          (0.1)                   (0.1)
                                                          -----                   -----
Income before provision for income taxes.........           5.1                     2.4
Provision for income taxes.......................           2.3                     1.2
                                                          -----                   -----
Net income.......................................           2.8%                    1.2%
                                                          =====                   =====

     The Company's net revenues increased from $8.9 million on a pro forma basis for the second quarter of fiscal 1997 to $11.0 million in the second quarter of fiscal 1998, an increase of $2.1 million or 23.2%. The gross profit for the Company in the second quarter of fiscal 1997 was $2.0 million on a pro forma basis as compared to gross profit of $2.2 million for the second quarter of fiscal 1998, an increase of $200,000 or 12.7%. Net income for the Company on a pro forma basis for the second quarter of fiscal 1997, as adjusted for the income tax benefit due to the net loss of Castle Rock, as if Castle Rock's results had been consolidated with the Company's income tax provision and for the amortization of goodwill, was $245,000 as compared to $397,000 in the second quarter of fiscal 1998, an increase of $152,000 or 61.7%.

Future Growth Subject to Risks

     In order to achieve continued growth in its bottled water business, the Company must meet its strategic objectives of expanding its current capacity to produce high quality spring water products, expanding its customer base, expanding its product line and adding new distribution channels. The Company's ability to meet these objectives depends upon (a) the successful development of a facility adjacent to Ginnie Springs, (b) the successful integration and operation of the Company's recent acquisition, Castle Rock, (c) the successful expansion of its Milesburg facility, (d) the securing of new sources of spring water in strategic locations and identifying and successfully acquiring and integrating existing water companies, and other factors beyond the Company's control. The Company has never operated multiple facilities in multiple states and has never completed and integrated an acquisition of a significant existing company; the Company may encounter unexpected difficulties operating multiple facilities or integrating Castle Rock or other acquisitions. No assurance can be given as to the future growth in the Company's business or as to its profitability. Further growth of the Company will require capital, employment and training of new personnel, expansion of facilities and expansion of management information systems. If the Company is unable to manage its growth effectively, the Company's profitability and its ability to achieve its strategic objectives may likely be materially adversely affected.

     The Company currently obtains the natural spring water bottled at its Milesburg facility from a spring located in Graysville, Pennsylvania. A natural spring located in Dunsmuir, California provides the natural spring water for the Company's west coast operations based in Dunsmuir, California. The loss of the Graysville Spring or the Castle Rock Spring would have a material adverse effect on the business of the Company. The Company commenced bottling water from Ginnie Springs, the Company's Florida operation, in April 1998. In addition, the Company has acquired the right to purchase natural spring water from the Bellefonte Big Spring located in Bellefonte, Pennsylvania, in order to supplement or replace the Graysville Spring. Subject to completion by the Borough of Bellefonte of a covering over the spring and the permitting and approval process, the Company expects to begin bottling Big Spring water in fiscal 1999. Occurrences beyond the control of the Company, including, but not limited to, drought, which prevents natural springs from recharging themselves, and other occurrences, such as contamination of the springs, geological changes which could interfere with operation of the springs or failure of the water supply to comply with all applicable governmental requirements for mineral and chemical concentration, could have a material adverse effect on the business of the Company. The Company believes that the adequate supplemental commercial sources of spring water exist, but there is no assurance that such commercial sources will be available in sufficient amounts or if available, obtainable on commercially reasonable terms.

Part II. Other Information

Item 2.  Changes in Securities and Use of Proceeds

     (d) On January 29, 1998, the Company's Registration Statement on Form S-1 (File number 333-38771), was declared effective by the Securities and Exchange Commission in connection with the Company's initial public offering of 4,071,117 shares of the Company's common stock, no par value (the "Common Stock"), of which 2,000,000 shares of Common Stock were offered and sold by the Company and 2,071,117 shares of Common Stock were offered and sold by certain shareholders of the Company. The initial public offering (the "Offering") commenced on January 29, 1998 and was terminated after the sale of all of the Common Stock. The managing underwriters for the Offering were PaineWebber Incorporated, Lazard Freres & Co. LLC and Parker/Hunter Incorporated. The 4,071,117 shares of Common Stock were offered at, and sold for, an aggregate offering price of $49,219,805 (less underwriting discounts and commissions but before deducting offering expenses), of which $24,180,000 were proceeds to the Company and $25,039,805 were proceeds to the selling shareholders. The net proceeds to the Company after deducting all of the expenses described below were $23,700,000. To date, the expenses incurred for the Company's account in connection with the Offering are $1,820,000 for underwriting discounts and commissions, $480,000 for other expenses and $2,300,000 for total expenses. None of the expenses were direct or indirect payments to directors, officers, affiliates or persons owning 10% or more of any equity security of the Company.

     From January 29, 1998 to March 31, 1998, the proceeds from the Offering were used as follows: $8.7 million for purchase and installation of machinery and equipment; $8.7 million for repayment of indebtedness; and $6.3 million for temporary investments. None of the proceeds were used for direct or indirect payments to directors, officers, affiliates or persons owning 10% or more of any equity security of the Company.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits
              11 Computation of net income per common share
              15 Letter regarding unaudited interim financial information 27 Financial data schedule

        (b) Reports on Form 8-K
              The Company did not file any reports on Form 8-K during the second quarter ended March 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                AquaPenn Spring Water Company, Inc.

Date: May 11, 1998              By /s/ Geoffrey F. Feidelberg
                                   --------------------------------
                                   Geoffrey F. Feidelberg
                                   Chief Operating Officer and
                                   Chief Financial Officer (Principal Financial
                                      and Accounting Officer)