Form 10-Q
period 1998-06-30
AQUAPENN SPRING WATER COMPANY INC
filed 1998-08-13
CIK 823844

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark one)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition            to
                     period from
                                 -------------   ---------------

                         Commission file number 1-13809


                      AquaPenn Spring Water Company, Inc.
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                          25-1541772
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

                                  YES X     NO
                                     ---      ----

As of August 7, 1998, 7,835,324 shares of the Registrant's common stock were outstanding.

                      AquaPenn Spring Water Company, Inc.

                 FORM 10-Q For the Quarter Ended June 30, 1998

                                     INDEX
                                                                            Page

         Facing sheet                                                          1

         Index                                                                 2

Part I.  Financial Information

Item 1.  Financial Statements (unaudited)

         a) Independent Accountants' Review Report                             3

         b) Consolidated Balance Sheets at June 30, 1998
            and September 30, 1997                                             4

         c) Consolidated Statements of Operations for the three
            and nine months ended June 30, 1998 and 1997                       5

         d) Consolidated Statements of Cash Flows for the
            nine months ended June 30, 1998 and 1997                           6

         e) Notes to Consolidated Financial Statements                         8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                   12

Part II. Other Information

Item 2.  Changes in Securities and Use of Proceeds                            18

Item 6.  Exhibits and Reports on Form 8-K                                     18

         Signatures                                                           19

Exhibits Exhibit 11 - Computation of Net Income Per Common Share
         Exhibit 15 - Letter Regarding Unaudited Interim Financial
                      Information
         Exhibit 27 - Financial Data Schedule

                     Independent Accountants' Review Report


To the Board of Directors
AquaPenn Spring Water Company, Inc.:


We have reviewed the consolidated balance sheet of AquaPenn Spring Water Company, Inc. and subsidiaries as of June 30, 1998, and the related consolidated statements of operations for the three and nine month periods then ended and the consolidated statements of cash flows for the nine months then ended. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of AquaPenn Spring Water Company, Inc. and subsidiaries as of September 30, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated October 21, 1997, except for note 15 which was as of October 24, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consoliated balance sheet as of September 30, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


KPMG PEAT MARWICK LLP

State College, Pennsylvania
August 11, 1998

Part I.   Financial Information
Item 1.   Financial Statements

                      AQUAPENN SPRING WATER COMPANY, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                                         June 30,  September 30,
                                                           1998         1997
                                                        ---------  -------------
                        ASSETS                         (Unaudited)

CURRENT ASSETS:
        CASH AND CASH EQUIVALENTS                        $  1,745    $    687
        ACCOUNTS RECEIVABLE, NET                            7,144       3,605
        INVENTORIES                                         3,707       1,534
        OTHER                                               1,299         668
                                                         --------    --------

                TOTAL CURRENT ASSETS                       13,895       6,494
                                                         --------    --------

PROPERTY, PLANT AND EQUIPMENT, NET                         40,516      20,031
GOODWILL, NET                                               4,115        --
OTHER                                                         339          55
                                                         --------    --------

                TOTAL ASSETS                             $ 58,865    $ 26,580
                                                         ========    ========

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
        CURRENT PORTION OF NOTES PAYABLE                 $    114    $    299
        TRADE ACCOUNTS PAYABLE                              4,310         140
        INCOME TAXES PAYABLE                                1,518         822
        OTHER ACCRUED LIABILITIES                           4,144       2,137
                                                         --------    --------

                TOTAL CURRENT LIABILITIES                  10,086       3,398
                                                         --------    --------

DEFERRED INCOME TAXES                                         600         600
NOTES PAYABLE                                               1,780       4,518
                                                         --------    --------

                TOTAL LIABILITIES                          12,466       8,516
                                                         --------    --------

STOCKHOLDERS' EQUITY:
        SERIES A, NON-VOTING CONVERTIBLE PREFERRED
           STOCK, $1 PAR VALUE; 0 AND 1,713,750 SHARES
           ISSUED, RESPECTIVELY                              --         1,714
        COMMON STOCK, NO PAR VALUE; 100,000,000 SHARES
           AUTHORIZED; 7,838,328 AND 4,423,712 SHARES
           ISSUED, RESPECTIVELY                            41,108      12,196
        RETAINED EARNINGS                                   5,373       4,242
        LESS TREASURY STOCK AND STOCK SUBSCRIPTIONS           (82)        (88)
                                                         --------    --------

                TOTAL STOCKHOLDERS' EQUITY                 46,399      18,064
                                                         --------    --------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 58,865    $ 26,580
                                                         ========    ========

                See notes to consolidated financial statements.

                      AQUAPENN SPRING WATER COMPANY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                        Three Months Ended     Nine Months Ended
                                              June 30,             June 30,
                                        ------------------    ------------------
                                          1998       1997       1998       1997
                                        -------    -------    -------    -------
                                            (Unaudited)           (Unaudited)

NET REVENUES                            $17,356    $12,890    $36,401    $25,311
COST OF GOODS SOLD                       12,614      9,210     28,170     18,947
                                        -------    -------    -------    -------

     GROSS PROFIT                         4,742      3,680      8,231      6,364

SALES AND PROMOTION                       2,681      1,027      4,665      2,194
GENERAL AND ADMINISTRATIVE                  735        478      2,011      1,305
                                        -------    -------    -------    -------
                                          3,416      1,505      6,676      3,499
                                        -------    -------    -------    -------

INCOME FROM OPERATIONS                    1,326      2,175      1,555      2,865

OTHER INCOME, (EXPENSE)                     100         19        349         79
                                        -------    -------    -------    -------

INCOME BEFORE INCOME TAX
  EXPENSE                                 1,426      2,194      1,904      2,944

INCOME TAX EXPENSE                          579        879        773      1,184
                                        -------    -------    -------    -------

NET INCOME                              $   847    $ 1,315    $ 1,131    $ 1,760
                                        =======    =======    =======    =======

INCOME PER COMMON SHARE
     BASIC                              $  0.11    $  0.30    $  0.17    $  0.41
                                        =======    =======    =======    =======
     DILUTED                            $  0.10    $  0.22    $  0.15    $  0.30
                                        =======    =======    =======    =======

SHARES USED IN COMPUTING INCOME PER
  COMMON SHARE
     BASIC                                7,822      4,418      6,842      4,320
                                        =======    =======    =======    =======
     DILUTED                              8,409      5,920      7,445      5,821
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

                      AQUAPENN SPRING WATER COMPANY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                      Nine Months Ended
                                                                           June 30,
                                                                    ---------------------
                                                                      1998         1997
                                                                    --------     --------
                                                                         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     NET INCOME                                                     $  1,131     $  1,760
     ADJUSTMENTS TO RECONCILE NET INCOME TO NET
       CASH PROVIDED BY OPERATING ACTIVITIES:
        DEPRECIATION AND AMORTIZATION                                  2,117        1,718
        ISSUANCE OF COMMON STOCK AND OPTIONS FOR
          SPRING WATER LEASE                                             291         --
       CHANGE IN ASSETS AND LIABILITIES, EXCLUDING ACQUISITION:
        INCREASE IN ACCOUNTS RECEIVABLE, NET                          (2,993)      (3,441)
        INCREASE IN INVENTORIES                                       (1,772)        (298)
        INCREASE IN OTHER CURRENT ASSETS                                (521)        (441)
        INCREASE IN OTHER ASSETS                                        (277)         (15)
        INCREASE IN ACCOUNTS PAYABLE AND ACCRUED
          LIABILITIES                                                  5,294        1,995
                                                                    --------     --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                              3,270        1,278
                                                                    --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     PURCHASE OF PROPERTY, PLANT AND EQUIPMENT                       (19,431)      (5,851)
     ACQUISITION OF CASTLE ROCK                                       (1,437)        --
                                                                    --------     --------

NET CASH USED BY INVESTING ACTIVITIES                                (20,868)      (5,851)
                                                                    --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     PROCEEDS FROM NOTES PAYABLE                                      42,726        8,900
     REPAYMENTS OF NOTES PAYABLE                                     (48,918)      (4,569)
     ISSUANCE OF STOCK UNDER EMPLOYEE STOCK PURCHASE
       PLAN                                                              428          620
     PROCEEDS FROM EXERCISE OF STOCK WARRANTS AND OPTIONS                765         --
     PROCEEDS FROM SALE OF COMMON STOCK, NET                          23,661         --
     INTEREST ACCRUED ON STOCK SUBSCRIPTIONS RECEIVABLE                   (6)          (5)
                                                                    --------     --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                             18,656        4,946
                                                                    --------     --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                              1,058          373

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        687          186
                                                                    --------     --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $  1,745     $    559
                                                                    ========     ========



                See notes to consolidated financial statements.

                      AQUAPENN SPRING WATER COMPANY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                  (continued)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     CASH PAID DURING THE PERIOD FOR INTEREST
      INCLUDING $337 OF INTEREST CAPITALIZED IN
      FISCAL 1998                                            $ 407    $ 140
                                                             =====    =====
     CASH PAID DURING THE PERIOD FOR INCOME TAXES            $ 290    $ 755
                                                             =====    =====


     ACQUISITION OF CASTLE ROCK
     FAIR VALUE OF ASSETS ACQUIRED                   $  8,166
     LIABILITIES ASSUMED                               (4,663)
     STOCK ISSUED                                      (2,066)
                                                     --------
     CASH PAID                                       $  1,437
                                                     ========







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

2. Summary of Significant Accounting Policies

Basis of Presentation

       The accompanying financial data as of June 30, 1998, and for the three and nine month periods ended June 30, 1998 and June 30, 1997, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The September 30, 1997 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Registration Statement on Form S-1 (File number 333-38771). The consolidated financial statements presented herein as of June 30, 1998, and for the three and nine month periods ended June 30, 1998, include the results of Dunsmuir Bottling Company, Inc. acquired by the Company on October 15, 1997, and the activity of the Company's other subsidiaries, all of which are wholly owned.

       In the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair statement of the financial position, results of operations, and cash flows of these interim periods have been included.

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

                      AquaPenn Spring Water Company, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Inventories

Inventories consist of the following:

                                    June 30,           September 30,
                                      1998                  1997
                                    ---------          -------------
                                   (Unaudited)
          Raw materials               $2,281                $1,088
          Finished goods               1,426                   446
                                      ------                ------
                                      $3,707                $1,534
                                      ======                ======

4. Acquisition of Dunsmuir Bottling Company, Inc.

       On October 15, 1997, the Company acquired California based Dunsmuir Bottling Company, Inc. (also known as "Castle Rock") for a purchase price, after post-closing adjustments, of $1,437,000 in cash, the issuance of 158,900 shares of the Company's common stock, and the granting of options to purchase 27,264 shares of the Company's common stock at $13 per share. The Company also assumed approximately $4,663,000 of Castle Rock liabilities.

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

Pro Forma Condensed Combined Balance Sheet
(Unaudited)
September 30, 1997
(In thousands)


                                                                  Pro Forma    Pro Forma
                                         AquaPenn    Dunsmuir    Adjustments    Combined
                                         --------    --------    -----------   ---------
Assets:
        Current assets                   $  6,494    $  1,275     $             $  7,769
        Property, plant and equipment      20,031       3,092                     23,123
        Other noncurrent assets                55           6        4,115 (a)     4,176
                                         --------    --------     --------      --------
                                         $ 26,580    $  4,373     $  4,115      $ 35,068
                                         ========    ========     ========      ========

Liabilities and Stockholders' Equity:
        Current liabilities              $  3,398    $  2,275     $  1,437 (a)  $  7,110
        Long-term liabilities               4,518       2,368                      6,886
        Other noncurrent liabilities          600        --                          600
        Stockholders' equity               18,064        (270)        (100)(a)    20,472
                                                                     2,778 (a)
                                         --------    --------     --------      --------
                                         $ 26,580    $  4,373     $  4,115      $ 35,068
                                         ========    ========     ========      ========

                      AquaPenn Spring Water Company, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Acquisition of Dunsmuir Bottling Company, Inc. (continued)

Pro forma Condensed Combined Statement of Operations
(Unaudited)
Three Months Ended
June 30, 1997
(In thousands, except per share amounts)


                                                            Pro Forma      Pro Forma
                                      AquaPenn   Dunsmuir   Adjustments    Combined
                                      --------   --------   -----------    ---------
    Net revenues                      $12,890    $ 2,620     $            $15,510
    Gross profit                        3,680        528                    4,208
    Other costs and expenses            2,365        600           1 (b)    2,966
                                      -------    -------     --------     -------
    Net income (loss)                 $ 1,315    $   (72)    $    (1)     $ 1,242
                                      =======    =======     ========     =======
    Income (loss) per common share
                Basic                                                     $  0.19
                Diluted                                                   $  0.15


Pro forma Condensed Combined Statement of Operations
(Unaudited)
Nine Months Ended
June 30, 1997
(In thousands, except per share amounts)

                                                             Pro Forma     Pro Forma
                                     AquaPenn    Dunsmuir    Adjustments   Combined
                                     --------    --------    -----------   ---------
    Net revenues                      $25,311    $ 5,153     $             $30,464
    Gross profit                        6,364      1,020                     7,384
    Other costs and expenses            4,604      1,456        (100)(b)     5,960
                                      -------    -------     -------       -------
    Net income (loss)                 $ 1,760    $  (436)    $   100       $ 1,424
                                      =======    =======     =======       =======
    Income (loss) per common share
                Basic                                                      $  0.22
                Diluted                                                    $  0.18


(a) The aggregate purchase price of $3,503,000 was assumed to be paid through the issuance of shares of the Company's common stock valued at $2,066,000 (using the initial public offering price of $13 per share), and the remainder through available credit facilities of $1,437,000. The approximate excess of purchase price over assets acquired of $4,115,000 (net of accumulated amortization) is recorded in other noncurrent assets.
(b) The net loss of Dunsmuir has been adjusted for an income tax benefit assumed to be realized if Dunsmuir's results had been consolidated with AquaPenn's tax provision and for amortization of goodwill.

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

8. Earnings Per Share

       The following table presents the calculation of basic and diluted earnings per share as required under SFAS No. 128:


                                               Three Months Ended  Nine Months Ended
                                                     June 30,            June 30,
                                               ------------------  -----------------
                                                 1998      1997      1998      1997
                                                ------    ------    ------    ------
                                                   (Unaudited)         (Unaudited)
Numerator:
        Net Income                              $  847    $1,315    $1,131    $1,760
                                                ------    ------    ------    ------
Denominator:

        Denominator for basic earnings per
          share - weighted-average shares        7,822     4,418     6,842     4,320

        Effect of dilutive securities:
          Options                                  533       424       546       424
          Warrants                                  54        55        57        54
          Preferred Stock                         --       1,023      --       1,023
                                                ------    ------    ------    ------

        Denominator for diluted earnings per
          share                                  8,409     5,920     7,445     5,821
                                                ======    ======    ======    ======

Net income per share - Basic                    $ 0.11    $ 0.30    $ 0.17    $ 0.41
                                                ======    ======    ======    ======

Net income per share - Diluted                  $ 0.10    $ 0.22    $ 0.15    $ 0.30
                                                ======    ======    ======    ======

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       Statements set forth below or otherwise made in writing or orally by the Company with regard to its expectations as to industry conditions, its financial results and other aspects of its business may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These expectations may differ materially from actual future events or results. Readers are referred to the Registration Statement on Form S-1 (File number 333-38771) filed by the Company with the SEC, which identifies important risk factors that could cause actual results to differ from those contained in the forward-looking statements, including a highly competitive industry, ability to achieve and manage growth, potential fluctuations in quarterly operating results, dependence on key personnel, dependence upon existing natural spring sources, limited ownership and control of water sources and challenge to use of Castle Rock Spring Water, dependence on key suppliers, limited ability to raise prices, potential for product liability, dependence on trademarks, changes in government regulation, lack of inventory and changes in consumer preferences.

Factors Affecting Operating Results

       The Company produces, bottles and sells non-sparkling natural spring water and commenced operations in fiscal 1987. Because the Company has limited ability to change the price of its products, the Company's profits are based on generating sufficient sales volume to exceed its costs, including its relatively high fixed costs of production. As the Company completes its capital expenditures in the near term, its profit margins will likely be negatively impacted until sales volumes increase. The Company's largest variable cost is packaging, principally PET (polyethylene terephthalate) bottles, caps and corrugated boxes. Variations in raw materials prices may cause the Company's results to fluctuate. The Company maintains a relatively low level of raw material and finished goods inventory averaging $2.5 million in the first nine months of fiscal 1998. This inventory consists primarily of raw materials, which the Company finds cost effective to purchase in bulk. The Company maintains a limited product inventory because the Company tailors much of its production specifically to customer orders. The Company's principal PET bottle supplier, Schmalbach-Lubeca, produces PET bottles as needed for the Company on site at the Milesburg, Pennsylvania facility. Disruptions in supplies of certain raw materials may negatively impact the Company's ability to deliver finished products to its customers. Competitive pricing pressures may also negatively impact the Company's performance. Finally, the mix of products and packaging sizes sold by the Company may change, particularly as new customers and distribution channels are obtained or as a different mix of products is sold to existing customers. Changes in these aspects of the Company's sales profile may impact profit margins.

Seasonality

       The Company's business is highly seasonal, with a concentration of sales in summer months. In the past, inclement weather has negatively impacted the Company's net revenues, particularly in summers that are unusually cool or rainy. In the last three fiscal years, a weighted average of 40.8% of the Company's net revenues have occurred during June, July and August.

Results of Operations

       The following table sets forth for the periods indicated certain financial data for the Company as a percentage of net revenues.


                                            Three Months Ended   Nine Months Ended   Year Ended
                                                 June 30,            June 30,       September 30,
                                            ------------------   -----------------  -------------
                                               1998      1997      1998      1997        1997
                                              ------    ------    -----     ------      ------
Net revenues                                  100.0%    100.0%    100.0%    100.0%      100.0%
Cost of goods sold                             72.7      71.5      77.4      74.9        74.5
                                              -----     -----     -----     -----       -----
Gross profit                                   27.3      28.5      22.6      25.1        25.5
Selling, general and administrative            19.7      11.7      18.3      13.8        13.5
                                              -----     -----     -----     -----       -----
Income from operations                          7.6      16.8       4.3      11.3        12.0
Other income, (expense)                          .6       0.1       1.0       0.3         0.3
                                              -----     -----     -----     -----       -----
Income before provision for income taxes        8.2      16.9       5.3      11.6        12.3
Provision for income taxes                      3.3       6.7       2.2       4.6         5.0
                                              -----     -----     -----     -----       -----
Net income                                      4.9%     10.2%      3.1%      7.0%        7.3%
                                              =====     =====     =====     =====       =====


       Net Revenues. The Company's net revenues increased from $12.9 million in the third quarter of fiscal 1997 to $17.4 million in the third quarter of fiscal 1998, an increase of $4.5 million or 34.7%. Net revenues increased from $25.3 million in the first nine months of fiscal 1997 to $36.4 million in the first nine months of fiscal 1998, an increase of $11.1 million or 43.8%. Approximately $2.5 million or 55.4% of the increase between the two three month periods and approximately $5.3 million or 48.0% of the increase from the two nine month periods is from the revenues resulting from the acquisition of Castle Rock. The remainder of the increase resulted primarily from the introduction of two (2) new products and the addition of new customer accounts of the Company.

       Gross Profit. Gross profit increased from $3.7 million in the third quarter of fiscal 1997 to $4.7 million in the third quarter of fiscal 1998. Gross profit increased from $6.4 million in the first nine months of fiscal 1997 to $8.2 million in the first nine months of fiscal 1998. The gross margin decreased from 28.5% in the third quarter of fiscal 1997 to 27.3% in the third quarter of fiscal 1998. Gross margin decreased from 25.1% in the first nine months of fiscal 1997 to 22.6% in the first nine months of fiscal 1998. The principal reason gross margins for the third quarter and nine month period of fiscal 1998 were below those for 1997 was because the new Florida and California facilities had not yet attained their expected sales volumes relative to their manufacturing capabilities. In addition, transportation expenses, which represent outbound delivery costs, increased from 9.5% of net revenues for the first nine months of fiscal 1997 to 11.7% of net revenues for the first nine months of fiscal 1998. This increase was due, in part, to an increase in deliveries from the Company's Milesburg facility to regions other than the northeast which could not yet be serviced by the Company's other facilities. Additionally, a shift in product mix occurred as the Company obtained new customers in different distribution channels, introduced new product sizes and sold a different mix of products to existing customers, resulting in increased sales of lower margin products.

       Selling, General and Administrative. Selling, general and administrative expenses increased from $1.5 million in the third quarter of fiscal 1997 to $3.4 million in the third quarter of fiscal 1998 and increased from 11.7% of net revenues in the third quarter of fiscal 1997 to 19.7% of net revenues in the third quarter of fiscal 1998. Selling, general and administrative expenses increased from $3.5 million in the first nine months of fiscal 1997 to $6.7 million in the first nine months of fiscal 1998 and increased from 13.8% of net revenues in the first nine months of fiscal 1997 to 18.3% of net revenues in the first nine months of fiscal 1998. This increase is primarily the result of additional costs associated with the integration of Castle Rock by the Company, increased selling costs to retain the Company's existing customer base and increased selling costs to obtain new customers.

Liquidity and Capital Resources

       The Company's primary capital needs have been to fund its working capital requirements and capital expenditures necessitated by its growth. The Company's net cash provided by operating activities was $3.3 million and $1.3 million for the first nine months of fiscal 1998 and 1997, respectively.

       The Company's capital expenditures totaled $19.4 million for the first nine months of fiscal 1998, primarily for the expansion of the Milesburg facility, including the purchase of new equipment, and for the construction of a new production facility located adjacent to Ginnie Springs, in north central Florida. The Company's capital expenditures totaled $5.9 million in the first nine months of fiscal 1997, primarily for the initial expansion of the Milesburg facility and for the purchase of new equipment.

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

       The Company's future capital requirements include $4.6 million to complete the expansion of the Milesburg facility, to build additional warehouse space, to install a pipeline from the Big Spring in Bellefonte, Pennsylvania to its Milesburg facility and to purchase additional equipment. In addition, the Company's future capital requirements will require the financing and growth of working capital items such as accounts receivable and inventories. The Company anticipates that funds available from the initial public offering, together with cash generated by operating activities, should support the Company's existing operations at least through fiscal 1998. Long-term capital expenditures are expected to be funded through additional debt borrowings and operating cash flow, as available.

       The Company has established $38.0 million in available revolving credit facilities, lines of credit and demand notes which incur interest at annual rates between LIBOR plus .75% and LIBOR plus 1.0%. The aggregate amount that the Company may borrow under its credit facilities is limited by financial covenants contained in one of the credit agreements. These covenants would have limited the Company's borrowings to approximately $27.4 million at June 30, 1998. At June 30, 1998 the Company had $223,000 of such borrowings outstanding. One of the Company's credit agreements contains a direct prohibition on payment of dividends by the Company. Two credit agreements require the Company to maintain certain financial ratios which currently restrict and may restrict in the future the Company's ability to pay dividends. The terms of these credit agreements require that a ratio of not greater than 2.0 to 1.0 be maintained for the Company's liabilities to stockholders' equity (excluding all intangible assets) determined in accordance with generally accepted accounting principles as of the end of each fiscal year with respect to one agreement, and as of the end of each quarter of each fiscal year with respect to the other agreement.

       To enhance shareholder value, the Board of Directors has authorized a program to repurchase up to 500,000 shares of the Company's Stock, or about 6% of its 7.8 million shares outstanding. There is a two year deadline for the repurchase which expires July 27, 2000.

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

       In 1998, SFAS No. 132, Employers' Disclosures About Pensions and Other Postretirement Benefits, and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, were issued. Each of these standards will be effective in future fiscal years and will have no impact on the Company's financial position or results of operations.

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


                                                    Pro Forma
                                     Three Months Ended   Nine Months Ended
                                        June 30, 1997      June 30, 1997
                                     ------------------   -----------------
Net revenues                                100.0%            100.0%
Cost of goods sold                           72.9              75.8
                                            -----             -----
Gross profit                                 27.1              24.2
Selling, general and administrative          13.3              16.0
                                            -----             -----
Income from operations                       13.8               8.2
Other income, (expense)                      (0.3)             (0.2)
                                            -----             -----
Income before provision for income taxes     13.5               8.0
Income tax expense                            5.5               3.4
                                            -----             -----
Net income                                    8.0%              4.6%
                                            =====              =====

       The Company's net revenues increased from $15.5 million on a pro forma basis for the third quarter of fiscal 1997 to $17.4 million in the third quarter of fiscal 1998, an increase of $1.9 million or 11.9%. The gross profit for the Company in the third quarter of fiscal 1997 was $4.2 million on a pro forma basis as compared to gross profit of $4.7 million for the third quarter of fiscal 1998, an increase of $500,000 or 12.7%. Net income for the Company on a pro forma
                                       15
basis for the third quarter of fiscal 1997, as adjusted for the income tax benefit due to the net loss of Castle Rock, as if Castle Rock's results had been consolidated with the Company's income tax provision and for the amortization of goodwill, was $1.2 million as compared to $847,000 in the third quarter of fiscal 1998, a decrease of $353,000 or 31.8%.

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

       The Company currently obtains the natural spring water bottled at its Milesburg facility from a spring located in Graysville, Pennsylvania. A natural spring located in Dunsmuir, California provides the natural spring water for the Company's west coast operations based in Dunsmuir, California. The loss of the Graysville Spring or the Castle Rock Spring would have a material adverse effect on the business of the Company. The Company commenced bottling water from Ginnie Springs, the Company's Florida operation, in April 1998. In addition, the Company has acquired the right to purchase natural spring water from the Bellefonte Big Spring located in Bellefonte, Pennsylvania, in order to supplement or replace the Graysville Spring. Subject to completion by the Borough of Bellefonte of a covering over the spring and the permitting and approval process, the Company expects to begin bottling Big Spring water in fiscal 1999. Occurrences beyond the control of the Company, including, but not limited to, drought, which prevents natural springs from recharging themselves, and other occurrences, such as contamination of the springs, geological changes which could interfere with operation of the springs or failure of the water supply to comply with all applicable governmental requirements for mineral and chemical concentration, could have a material adverse effect on the business of the Company. The Company believes that adequate supplemental commercial sources of spring water exist, but there is no assurance that such commercial sources will be available in sufficient amounts or if available, obtainable on commercially reasonable terms.

Year 2000

       The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations.

       The Company has been informed by the supplier of substantially all of the Company's software that such supplier's software used by the Company is Year 2000 compliant. The software from this supplier is not used in the Company's manufacturing process but is used in other areas of the Company's operations, such as for financial, sales, warehousing and administrative purposes. The Company is currently taking an inventory and assessing the software and embedded technology used in its manufacturing process to determine the possibility of a Year 2000 problem that would materially delay production or result in material additional expenditures. The Company anticipates this phase will be completed in November 1998. Based on the results of tests to date, the Company believes that the software and embedded technology used in its manufacturing process does not have a Year 2000 problem that would materially delay production or result in material additional expenditures. Additionally, the Company is currently assessing whether the Company's information systems may be impacted by other entities with which the Company currently transacts business by requesting such entities to provide the Company with information concerning such information systems and Year 2000-related risk assessments. The Company anticipates this phase will be completed in October 1998.

       At present, the Company is unable to estimate any costs that may be necessary to remediate the Year 2000 issue. The Company has not hired any external consultants or incurred any additional costs to address possible remedial efforts in connection with computer software that could be affected by the Year 2000 problem other than wage, benefit and related costs for its normal group of information systems personnel. The use of the Company's own information system personnel to address the Year 2000 problem has not delayed other information systems projects.

       Based upon its investigation completed to date, the Company has not yet identified any material Year 2000 issues with respect to the Company's computer systems; however, there can be no assurance that Year 2000 problems will not occur with respect to the Company's computer systems. Additionally, the Company cannot predict the impact that Year 2000 problems of other entities with which the Company transacts business will have on the Company. To the extent that the Company is unable to resolve any Year 2000 problems with respect to it's computer systems or in the event that significant suppliers or customers do not achieve Year 2000 compliance within a timely period, the Company's business and operations could be materially adversely affected.

       The Company is currently in the process of establishing a contingency plan to handle any unknown or potential issues that may arise from the Year 2000 issue. This contingency plan will be completed by February 1999.

Part  II.   Other Information

Item 2.     Changes in Securities and Use of Proceeds

     (d) On January 29, 1998, the Company's Registration Statement on Form S-1 (File number 333-38771), was declared effective by the Securities and Exchange Commission in connection with the Company's initial public offering of 4,071,117 shares of the Company's common stock, no par value (the "Common Stock"), of which 2,000,000 shares of Common Stock were offered and sold by the Company and 2,071,117 shares of Common Stock were offered and sold by certain shareholders of the Company. The initial public offering (the "Offering") commenced on January 29, 1998 and was terminated after the sale of all of the Common Stock. The managing underwriters for the Offering were PaineWebber Incorporated, Lazard Freres & Co. LLC and Parker/Hunter Incorporated. The 4,071,117 shares of Common Stock were offered at, and sold for, an aggregate offering price of $49,219,805 (less underwriting discounts and commissions but before deducting offering expenses), of which $24,180,000 were proceeds to the Company and $25,039,805 were proceeds to the selling shareholders. The net proceeds to the Company after deducting all of the expenses described below were $23,661,000. Expenses incurred for the Company's account in connection with the Offering are $1,820,000 for underwriting discounts and commissions, $519,000 for other expenses and $2,339,000 for total expenses. None of the expenses were direct or indirect payments to directors, officers, affiliates or persons owning 10% or more of any equity security of the Company.

          From January 29, 1998 to June 30, 1998, the proceeds from the Offering were used as follows: $11.9 million for purchase and installation of machinery and equipment; $11.8 million for repayment of indebtedness. None of the proceeds were used for direct or indirect payments to directors, officers, affiliates or persons owning 10% or more of any equity security of the Company.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits
         11 Computation of net income per common share
         15 Letter regarding unaudited interim financial information 27 Financial data schedule

     (b) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the third quarter ended June 30, 1998

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        AquaPenn Spring Water Company, Inc.

Date: August 13, 1998                   By /s/ Geoffrey F. Feidelberg
                                           -------------------------------------
                                           Geoffrey F. Feidelberg
                                           Chief Operating Officer and
                                           Chief Financial Officer (Principal
                                           Financial and Accounting Officer)